Form 10-K
period 2001-12-31
THORNBURG MORTGAGE SEC TR 2001-1 MRT LN PS THR CRT SR 2001-1
filed 2002-01-17
CIK 1161916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2001

                        Commission file number:  333-60904-01


                          GREENWICH CAPITAL ACCEPTANCE, INC.
           (as Depositor under the Pooling and Servicing Agreement, dated as of October 1, 2001, providing for the issuance of Mortgage Loan Pass-Through Certificates, Series 2001-1.)


           GREENWICH CAPITAL ACCEPTANCE INC MORTGAGE LOAN PASS-THROUGH
                           CERTIFICATES, SERIES 2001-1
               (Exact name of Registrant as specified in its Charter)

           DELAWARE                                    06-1199884
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           600 STEAMBOAT ROAD
           GREENWICH, CT                               06830
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2001: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 2001:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

     Pooling and Servicing Agreement of the Registrant dated as of October 1, 2001 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K as Exhibit 4.1 and filed with the Securities and Exchange Commission on November 15, 2001).

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     PART I

     ITEM 1.  Business.

     The Trust created pursuant to a Pooling and Servicing Agreement dated as of October 1, 2001 (the "Pooling and Servicing Agreement") among Greenwich Capital Acceptance, Inc., a Delaware corporation, as depositor (the "Depositor"), Thornburg Mortgage Home Loans, Inc., a Delaware corporation, as seller (the "Seller"), Washington Mutual Mortgage Securities Corp. a Delaware corporation, as master servicer (the "Master Servicer"), the Murrayhill Company, a Colorado corporation, as loss mitigation advisor (the "Loss Mitigation Advisor") and Bankers Trust Company of California, N.A., a national banking association, as trustee, (the "Trustee").

     The Certificates will be issued pursuant to the Pooling and Servicing Agreement. Thornburg Mortgage Securities Trust 2001-1 will issue the following classes of senior certificates:

          the Class A Certificates,

          the Class X Certificates, and

          the Class A-R Certificate,

     In addition to the following classes of subordinate certificates:

          the Class B-1 Certificates,

          the Class B-2 Certificates,

          the Class B-3 Certificates,

          the Class B-4 Certificates,

          the Class B-5 Certificates, and

          the Class B-6 Certificates.

     Only the senior certificates and the Class B-1, B-2, Class B-3 Certificates are offered by the Prospectus Supplement dated October 29, 2001 and the accompanying prospectus. In addition, the trust will issue a Class LTA-R Certificate which will not be offered by the prospectus supplement and the accompanying prospectus.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K.
     There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Depositor owns no property. The Thornburg Mortgage Securities Trust 2001-1 Mortgage Loan Pass-Through Certificates, Series 2001-1, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Thornburg Mortgage Securities Trust 2001-1 represents, in the aggregate, the beneficial ownership in a trust fund consisting of the Mortgage Loan Pass-Through Certificates. The Mortgage Loan Pass-Through Certificates, Series 2001-1 are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's Thornburg Mortgage Securities Trust 2001-1 Mortgage Loan Pass-Through Certificates, Series 2001-1 are treated as "common equity."

     (a) Market Information. There is no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 2001 was: 6.

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, do not provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 19, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after April 30, 2002.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after April 30, 2002.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable. The Trust does not have officers or directors. Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2001, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS A
     $495,259,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS X
     $495,259,000
     100.0%

     GREENWICH CAPITAL MARKETS, INC.
     ATTN: P & I DEPT
     600 STEAMBOAT ROAD
     GREENWICH, CT 06830
     SERIES 2001-1
     CLASS A-R
     $100.00
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS B-1
     $5,118,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS B-2
     $4,095,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2001-1
     CLASS B-3
     $3,327,000
     100.0%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 2001, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.


     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:


     EXHIBITS

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Annual Statement of Compliance by the Master Servicer will be subsequently filed on Form 10-K/A after April 30, 2002.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 10-K/A after April 30, 2002.


     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 19, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.


     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement dated as of October 1, 2001.


                                  By:  /s/Judy L. Gomez
                                  Judy L. Gomez
                                  Assistant Vice President

     Date:  January 17, 2002


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Remittance Statement to the Certificateholders dated as of November 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     1.2 Monthly Remittance Statement to the Certificateholders dated as of December 26, 2001, and filed with the Securities and Exchange Commission on Form 8-K on January 17, 2002.

     1.3 Pooling and Servicing Agreement of the Registrant dated as of October 1, 2001 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K as Exhibit 4.1 and filed with the Securities and Exchange Commission on November 15, 2001).